Form 10QSB
period 2001-07-31
WOODRIDGE CAPITAL CORP
filed 2001-11-06
CIK 1128229

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB
(Mark One)

 [X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 July 31, 2001
   OR

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


             Class                        Outstanding at July 31, 2001

Common Stock, par value $0.0001                    725,000

                      PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            WOODBRIDGE CAPITAL CORP.
                            (A DELAWARE CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  (U.S. DOLLARS)

                                      FISCAL YEAR       9 MONTHS ENDED
                                    ENDED OCTOBER 31,       JULY 31,
                                          2000              2001
                                                          (UNAUDITED)


ASSETS
CURRENT ASSETS
  Cash and bank                           $       -             $      -
-------------------------------------------------------------------------

INCORPORATION COSTS                             725                  725
-------------------------------------------------------------------------
TOTAL ASSETS                              $     725            $     725
=========================================================================


LIABILITIES
CURRENT LIABILITIES
  Accounts payable                        $     500           $      794
-------------------------------------------------------------------------
TOTAL LIABILITIES                               500                  794
-------------------------------------------------------------------------

SHAREHOLDERS' EQUITY (DEFICIT)

SHARE CAPITAL
AUTHORIZED:
 1,000,000 common shares with a
  par value of $.001 each
ISSUED AND OUTSTANDING
725,000 common shares with a par
  value of $0.001 at July 31,
  2001 and at October 31, 2000                  725                  725
-------------------------------------------------------------------------
                                                725                  725
Deficit Accumulated During the
  Development stage                           (500)                (794)
-------------------------------------------------------------------------
                                               225                 (69)
-------------------------------------------------------------------------

                                          $     725           $      725
=========================================================================

CONTINUING OPERATIONS (NOTE 1)

                            WOODBRIDGE CAPITAL CORP.
                            (A DELAWARE CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                                STATEMENT OF LOSS
                                  (U.S. DOLLARS)
                                   (UNAUDITED)



                                             3 months         9 months ended
                                              July 31           July 31,
                                               2001            2001


EXPENSES
  Expenses                                   $         -      $      -
  Legal                                              94            294
------------------------------------------------------------------------

NET EARNINGS (LOSS) FOR THE PERIOD           $     (94)      $    (294)
========================================================================

BASIC AND DILUTED LOSS PER SHARE             $  (0.0001)      $ (0.0004)
------------------------------------------------------------------------


WEIGHTED AVERAGE SHARES OUTSTANDING              725,000        725,000
------------------------------------------------------------------------

                            WOODBRIDGE CAPITAL CORP.
                            (A DELAWARE CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOW
                                 (U.S. DOLLARS)
                                   (UNAUDITED)



                                          3 months       9 months ended
                                          July 31,        July 31,
                                           2001            2001

CASH PROVIDED BY (USED IN)

OPERATIONS
  Net Loss for period                      $ (94)       $ (294)
------------------------------------------------------------------------
  Net change in non-cash working
    capital balances

    Accounts payable                           94          294
-------------------------------------------------------------------

Net cash used in operating activities           -            -
-------------------------------------------------------------------

INVESTING
  Incorporation costs                           -            -
-------------------------------------------------------------------

FINANCING
  Issuance of capital stock                     -            -
-------------------------------------------------------------------
CHANGE IN CASH FOR PERIOD                       -            -

CASH, BEGINNING OF PERIOD                       -            -
-------------------------------------------------------------------
CASH, END OF PERIOD                         $            $   -
===================================================================

                            WOODBRIDGE CAPITAL CORP.
                            (A DELAWARE CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                          PERIOD ENDED JULY 31, 2001
                                 (U.S. DOLLARS)



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

4.     Income taxes

The Company has net operating losses which may give rise to future tax benefits of approximately $794 as of July 31, 2001. To the extent not used, net operating loss carryforwards expire in beginning in the year
2015. Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No.109 (SFAS 109). Under this method, deferred income taxes are determined based on differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, and are measured based on enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. No provision for income taxes is included in the statement due to its immaterial amount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The Company has registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB. As a reporting company under the Exchange Act, the Company may register additional securities on Form S-8 (provided that it is then in compliance with the reporting requirements of the Exchange Act) and on Form S-3 (provided that is has during the prior 12 month period timely filed all reports required under the Exchange Act).

   The Company was formed to engage in a merger with or acquisition of an unidentified foreign or domestic private company which desires to become a reporting company whose securities have been registered under the Exchange Act. The Company may be deemed to meet the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended.

   Management believes that there are perceived benefits to being a reporting company which may be attractive to foreign and domestic private companies.

   These benefits are commonly thought to include

   (1) the ability to use securities to make acquisition of assets or businesses;
   (2) increased visibility in the financial community;
   (3) the facilitation of borrowing from financial institutions;
   (4) improved trading efficiency;
   (5) the potential for shareholder liquidity;
   (6) greater ease in subsequently raising capital;
   (7) compensation of key employees through options for stock for which there may be a public market;
   (8) enhanced corporate image; and,
   (9) a presence in the United States capital market.

   A private company which may be interested in a business combination with the Company may include

   (1) a company for which a primary purpose of becoming a reporting company is the use of its securities for the acquisition of assets or businesses;
   (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;
   (3) a company which wishes to become a reporting company with less dilution of its common stock than would occur normally upon an underwriting;
   (4) a company which believes that it will be able obtain investment capital on more favorable terms after it has become a reporting company;

   (5) a foreign company which may wish an initial entry into the United States securities market;
   (6) a special situation company, such as a company seeking to satisfy redemption requirements under a qualified Employee Stock Option Plan; and,
   (7) a company seeking one or more of the other benefits believed to attach to a reporting company.

   Management is actively engaged in seeking a qualified private company as a candidate for a business combination. The Company is authorized to enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which private company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

   As of the date hereof, management has not made any final decision concerning or entered into any agreements for a business combination. When any such agreement is reached or other material fact occurs, the Company will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-QSB are advised to see if the Company has subsequently filed a Form 8-K.

   The Company does not intend to trade its securities in the secondary market until completion of a business combination. It is anticipated that following such occurrence the Company will take the steps required to cause its common stock to be admitted to quotation on the NASD OTC Bulletin Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

                         PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.  CHANGES IN SECURITIES

   Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

ITEM 5.  OTHER INFORMATION

   Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)     Exhibits

   Not applicable.

   (b)     Reports on Form 8-K

   There were no reports on Form 8-K filed by the Company during the quarter.


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

Dated:  November 6, 2001