Form 10QSB
period 2001-10-31
WOODRIDGE CAPITAL CORP
filed 2002-05-15
CIK 1128229

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB
(Mark One)

 [X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 January 31, 2002
   OR

 [ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          For the transition period from
                                        to



                              WOODRIDGE CAPITAL CORP.
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


             Class                        Outstanding at January 31, 2002

Common Stock, par value $0.0001                    725,000

                      PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            WOODRIDGE CAPITAL CORP.
                            (A DELAWARE CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  (U.S. DOLLARS)

                                         3 MONTHS ENDED        FISCAL YEAR
                                         JANUARY 31,        ENDED OCTOBER 31,
                                               2002                   2001
                                            (UNAUDITED)


ASSETS
CURRENT ASSETS
  Cash and bank                           $       -             $      -
-------------------------------------------------------------------------

INCORPORATION COSTS                             725                  725
-------------------------------------------------------------------------
TOTAL ASSETS                              $     725             $    725
=========================================================================


LIABILITIES
CURRENT LIABILITIES
  Accounts payable                        $   1,394             $  1,394
-------------------------------------------------------------------------
TOTAL LIABILITIES                             1,394                1,394
-------------------------------------------------------------------------

SHAREHOLDERS' EQUITY (DEFICIT)

SHARE CAPITAL
AUTHORIZED:
 1,000,000 common shares with a
  par value of $.001 each
ISSUED AND OUTSTANDING
725,000 common shares with a par
  value of $0.001 at January 31,
  2002 and at October 31, 2001                  725                  725
-------------------------------------------------------------------------
                                                725                  725
Deficit Accumulated During the
  Development stage                         (1,394)              (1,394)
-------------------------------------------------------------------------
                                              (669)                (669)
-------------------------------------------------------------------------

                                          $     725             $    725
=========================================================================

CONTINUING OPERATIONS (NOTE 1)

                            WOODRIDGE CAPITAL CORP.
                            (A DELAWARE CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                                STATEMENT OF LOSS
                                  (U.S. DOLLARS)
                                   (UNAUDITED)



                                          3 months ended     3 months ended
                                           January 31,       January 31,
                                             2002              2001


EXPENSES
  Expenses                                  $   -            $   -
  Legal                                         -               94
----------------------------------------------------------------------------

NET EARNINGS (LOSS) FOR THE PERIOD          $   -            $  94
============================================================================

BASIC AND DILUTED LOSS PER SHARE            $   -            $  (0.0001)
----------------------------------------------------------------------------


WEIGHTED AVERAGE SHARES OUTSTANDING           725,000           725,000
----------------------------------------------------------------------------

                            WOODRIDGE CAPITAL CORP.
                            (A DELAWARE CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOW
                                 (U.S. DOLLARS)
                                   (UNAUDITED)



                                          3 months ended     3 months ended
                                           January 31,       January 31,
                                             2002              2001

CASH PROVIDED BY (USED IN)

OPERATIONS
  Net Loss for period                       $   -           $  (94)
-----------------------------------------------------------------------------
  Net change in non-cash working
    capital balances

    Accounts payable                            -               94
-----------------------------------------------------------------------------

Net cash used in operating activities           -                -
-----------------------------------------------------------------------------

INVESTING
  Incorporation costs                           -                -
-----------------------------------------------------------------------------

FINANCING
  Issuance of capital stock                     -                -
-----------------------------------------------------------------------------
CHANGE IN CASH FOR PERIOD                       -                -

CASH, BEGINNING OF PERIOD                       -                -
----------------------------------------------------------------------------
CASH, END OF PERIOD                         $   -           $    -
============================================================================

                            WOODRIDGE CAPITAL CORP.
                            (A DELAWARE CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                          PERIOD ENDED January 31, 2002
                                 (U.S. DOLLARS)



1.     Continuing operations

Woodridge Capital Corp. was incorporated on October 18,2000 in the state of Delaware, U.S.A.

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

4.     Income taxes

The Company has net operating losses which may give rise to future tax benefits of approximately $1,394 as of January 31, 2002. To the extent not used, net operating loss carryforwards expire in beginning in the year
2015. Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No.109 (SFAS 109). Under this method, deferred income taxes are determined based on differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, and are measured based on enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. No provision for income taxes is included in the statement due to its immaterial amount.

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

                          WOODRIDGE CAPITAL CORP.



                          By:  /s/ Colin Watt
                         ---------------------------------
                           Colin Watt, President

Dated:  May 13, 2002